Form 10-Q
period 2014-09-30
Samson Resources Corp
filed 2014-11-14
CIK 1548691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2014, Samson Resources Corporation had 845,600,000 shares of common stock outstanding.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil and natural gas. Factors that may cause actual results to differ from expected results include, but are not limited to: (i) fluctuations in oil and natural gas prices; (ii) the uncertainty inherent in estimating our reserves, future net revenues and PV-10; (iii) the timing and amount of future production of oil and natural gas; (iv) cash flow and changes in the availability and cost of capital; (v) environmental, drilling and other operating risks, including liability claims as a result of our oil and natural gas operations; (vi) proved and unproved drilling locations and future drilling plans; (vii) the effects of existing and future laws and governmental regulations, including environmental, hydraulic fracturing and climate change regulation; (viii) restrictions contained in our debt agreements; (ix) our ability to generate sufficient cash to service our indebtedness; (x) our ability to make acquisitions and divestitures on favorable terms or at all; and (xi) any of the risk factors and other cautionary statements described under the heading “Risk Factors” in the prospectus relating to the exchange offer with respect to our 9.750% Senior Notes due 2020, dated as of and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 22, 2014, and Part II, Item 1A—“Risk Factors” of this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,425	$727
Accounts receivable, net	193,352	174,989
Prepaid expenses and other	12,435	11,484
Deferred tax assets	16,835	33,152
Derivative assets	10,311	—

Total current assets	235,358	220,352
Property, plant and equipment, net:
Oil and gas properties, full cost method:
Proved properties	2,800,612	2,823,171
Unproved properties not being amortized	3,431,344	3,915,068
Other property and equipment	285,287	302,693

Total property, plant and equipment, net	6,517,243	7,040,932
Derivative assets	4,671	7,381
Deferred charges	107,337	125,816
Other noncurrent assets	29,449	43,205

Total assets	$6,894,058	$7,437,686

Liabilities and Equity
Current liabilities:
Accounts payable	$28,273	$36,267
Oil and gas revenues held for distribution	95,702	117,296
Accrued and other current liabilities	295,846	341,234
Derivative liabilities	1,497	40,529

Total current liabilities	421,318	535,326
Long-term debt	3,817,000	3,554,000
Derivative liabilities	8,072	11,241
Deferred credits and other long-term liabilities	75,934	66,117
Deferred income tax liabilities	1,288,213	1,563,975
Cumulative preferred stock subject to mandatory redemption ($0.10 par value, 180,000 shares authorized, issued and outstanding, recorded at redemption value)	199,811	191,035
Commitments and contingencies (Note 13)
Puttable common stock ($0.01 par value, 200,000 and 650,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	1,000	3,250
Shareholders’ equity:
Common stock ($0.01 par value, 2,000,000,000 shares authorized, with 845,400,000 and 835,400,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	8,290	8,290
Additional paid-in capital	4,250,587	4,212,793
Accumulated deficit	(3,179,725)	(2,709,070)
Accumulated other comprehensive income	3,558	729

Total shareholders’ equity	1,082,710	1,512,742

Total liabilities and shareholders’ equity	$6,894,058	$7,437,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues:
Natural gas and natural gas liquids sales	$165,772	$162,360	$544,020	$486,883
Crude oil sales	114,630	135,252	343,694	377,608
Commodity derivatives, net	60,376	(47,266)	(35,209)	(25,308)

Total revenues	340,778	250,346	852,505	839,183

Operating expenses:
Lease operating	54,437	48,636	156,341	146,969
Production and ad valorem taxes	21,843	19,321	64,139	58,958
Depreciation, depletion, and amortization	121,551	128,265	366,679	382,970
Impairment of oil and gas properties	478,467	—	790,538	80,330
Asset retirement obligation accretion	1,160	1,173	3,566	3,498
Related party management fee	5,513	5,250	16,537	15,750
General and administrative	40,675	35,935	119,889	100,870

Total operating expenses	723,646	238,580	1,517,689	789,345

Operating income (loss)	(382,868)	11,766	(665,184)	49,838
Interest (expense) income, net	(23,776)	66	(65,695)	79
Other expense, net	(436)	(1,065)	(639)	(688)

Income (loss) before income taxes	(407,080)	10,767	(731,518)	49,229
Income tax provision (benefit)	(145,267)	4,110	(260,862)	17,757

Net income (loss)	$(261,813)	$6,657	$(470,656)	$31,472

Other comprehensive income (loss):
Unrealized gain (loss) from cash flow hedges, net of tax of $7,896, $(1,085), $(1,531) and $(1,605), respectively	14,213	(1,953)	(2,751)	(2,887)
Reclassification for settled cash flow hedges, net of tax of $(578), $251, $3,103 and $1,329, respectively	(1,040)	452	5,580	2,390

Other comprehensive income (loss)	13,173	(1,501)	2,829	(497)

Total comprehensive income (loss)	$(248,640)	$5,156	$(467,827)	$30,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating activities:
Net income (loss)	$(470,656)	$31,472
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Commodity derivatives, net	35,209	25,308
Cash settlements of derivative instruments, net	(80,609)	(10,941)
Stock based compensation expense	34,834	19,864
Depreciation, depletion and amortization	366,679	382,970
Gain/loss on sale of other property and equipment	1,047	209
Impairment of oil and gas properties	790,538	80,330
Asset retirement obligation accretion	3,566	3,498
Accretion of preferred stock not capitalized	2,268	—
Amortization of debt cost not capitalized	5,026	—
Provision (benefit) for deferred income taxes	(261,018)	17,778
Other noncash items	—	—
Change in operating assets and liabilities:
Accounts receivable	(23,593)	(14,763)
Prepaid expenses and other	(951)	(3,667)
Other noncurrent assets	—	(32,451)
Accounts payable	(7,994)	14,379
Oil and gas revenues held for distribution	(21,594)	(61)
Accrued and other current liabilities	(4,785)	19,915
Deferred credits and other long-term liabilities	(4,809)	(4,872)

Net cash provided by operating activities	363,158	528,968

Investing activities:
Capital expenditures—oil and gas properties	(720,432)	(803,984)
Capital expenditures—other property and equipment	(15,199)	(38,788)
Proceeds from divestitures—oil and gas properties	104,815	264,343
Proceeds from divestitures—other property and equipment	9,513	5,040

Net cash used in investing activities	(621,303)	(573,389)

Financing activities:
Proceeds from revolver	401,000	446,000
Repayment of revolver	(138,000)	(402,000)
Debt issuance costs	(967)	—
Repurchase of puttable common stock	(2,190)	(1,070)

Net cash provided by financing activities	259,843	42,930

Net change in cash	1,698	(1,491)
Cash and cash equivalents at beginning of period	727	3,039

Cash and cash equivalents at end of period	$2,425	$1,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAMSON RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

We are an independent oil and gas company incorporated in the state of Delaware and headquartered in Tulsa, Oklahoma. We also have corporate offices located in Denver, Colorado and Houston, Texas as well as several field locations throughout our operating areas. We engage in the exploration, development and production of oil and gas properties located onshore in the United States. We have operations and acreage positions in the Anadarko, Arkoma, Greater Green River, Powder River, San Juan, East Texas and Williston basins.

Unless the context requires otherwise, in this report references to (i) “Samson,” “Company,” “we,” “our,” and “us” refer to Samson Resources Corporation and its subsidiaries and (ii) “natural gas” or “gas” include natural gas liquids, which we may refer to as “NGLs”.

Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2013 is derived from our audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2014 and our results of operations and cash flows for the relevant interim periods ended September 30, 2014 and 2013. All adjustments are of a normal recurring nature. The results of interim periods are not necessarily indicative of annual results.

On August 25, 2014, we completed the exchange offer with respect to our 9.75% Senior Notes due 2020 (the “Senior Notes”). Certain disclosures have been condensed or omitted from these condensed consolidated interim financial statements. Accordingly, these consolidated interim financial statements should be read in conjunction with the annual financial statements and other information contained in the prospectus relating to the exchange offer, filed with the Securities and Exchange Commission (the “SEC”) on July 22, 2014 (the “Prospectus”).

Significant Accounting Policies

As described in Note 10, on August 29, 2014, the Compensation Committee of the Board of Directors approved certain compensation actions relating to the Company’s officers, which included granting temporary put and call rights associated with previously granted stock compensation awards. Consequently, the vested portion of those awards is reflected as a liability in our consolidated balance sheet at September 30, 2014. The liability is measured at its estimated fair value and will be remeasured at each reporting date until the temporary put and call rights are exercised or expire. If the temporary put and call rights expire unexercised, the amounts reflected in current liabilities will be reclassified to equity. Compensation expense associated with the previously issued stock compensation awards will continue to be recorded based on the original grant date fair value of the awards unless the estimated fair value of the liability exceeds the original grant date fair value of the awards. In such cases, additional stock compensation expense will be recorded.

As of September 30, 2014, there were no changes in significant accounting policies from those described in the December 31, 2013 audited consolidated financial statements.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15 “Presentation of Financial Statements – Going Concern.” ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for our annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. We have not determined when we will adopt ASU 2014-15 or the impact the new standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 creates a comprehensive framework for the recognition of revenue. ASU 2014-09 requires an entity to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective beginning on January 1, 2017 for public entities. We are currently evaluating the potential impact of ASU 2014-09 on our consolidated financial statements.

Note 2. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the dates presented (in thousands):

	September 30, 2014	December 31, 2013
Oil and gas properties:
Proved properties	$9,178,636	$8,075,440
Unproved properties excluded from amortization	3,351,723	3,789,432
Uncompleted capital project costs excluded from amortization	79,621	125,636
Accumulated depletion	(6,378,024)	(5,252,269)

Net oil and gas properties	6,231,956	6,738,239

Other property and equipment:	370,805	368,980
Accumulated depreciation	(85,518)	(66,287)

Net other property and equipment	285,287	302,693

Property, plant and equipment, net of accumulated depletion and depreciation	$6,517,243	$7,040,932

Oil and Gas Properties

We utilize the full cost method of accounting for oil and gas properties. We transferred approximately $236.0 million and $74.2 million in the three months ended September 30, 2014 and 2013, respectively, and approximately $467.6 million and $82.8 million in the nine months ended September 30, 2014 and 2013, respectively, in unproved property value to proved property due to acreage expirations, planned divestitures of unproved properties and our assessment of the likelihood that certain acreage positions will be developed.

We capitalize internal costs that are directly related to the acquisition, exploration and development of oil and gas properties, which are included in proved properties and are subject to depletion. We also capitalize interest costs for properties with exploration and development activities, which are included in unproved oil and gas properties and are excluded from amortization. The following table summarizes capitalized internal costs and capitalized interest costs for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capitalized internal costs, excluding stock compensation	$7,892	$8,059	$23,770	$24,102
Capitalized stock compensation	740	1,004	4,265	2,792
Capitalized interest costs	60,166	83,915	188,509	250,358

	$68,798	$92,978	$216,544	$277,252

During the three and nine months ended September 30, 2014 and 2013, the net capitalized cost of oil and gas properties subject to depletion exceeded the ceiling amount during the quarterly full cost ceiling tests. As a result, we recorded impairment expense associated with our oil and gas properties in the amount of $478.5 million for the three months ended September 30, 2014, and $790.5 million and $80.3 million for the nine months ended September 30, 2014 and 2013, respectively. Our pre-tax impairment expense associated with our oil and gas properties for the nine months ended September 30, 2014 and 2013 increased (decreased) by $26.7 million and $(74.2) million, respectively, as a result of derivatives designated as cash flow hedges. During the three months ended September 30, 2014, technical revisions of our estimated proved reserves increased our full cost ceiling impairment.

Note 3. Other Noncurrent Assets

The following table presents the components of other noncurrent assets as of the dates presented (in thousands):

	September 30, 2014	December 31, 2013
Tubular and oil and gas equipment	$20,478	$38,077
Prepaid drilling costs	3,269	1,400
Other	5,702	3,728

	$29,449	$43,205

Note 4. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of the dates presented (in thousands):

	September 30, 2014	December 31, 2013
Accrued interest	$29,285	$90,811
Accrued capital and other expenditures	128,852	97,838
Accrued compensation and benefits	38,935	37,394
Production and ad valorem taxes	40,394	41,637
Book cash overdrafts	11,641	26,786
Asset retirement obligation (current portion)	9,789	11,617
Advance payments from and payables to partners	28,085	29,766
Equity compensation awards	2,937	—
Other	5,928	5,385

	$295,846	$341,234

Note 5. Asset Retirement Obligations

Asset retirement obligations primarily relate to producing wells and represent the estimated discounted costs for future dismantlement and abandonment of oil and gas properties. The following table provides a reconciliation of the changes in the estimated asset retirement obligations for the periods presented (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Asset retirement obligations as of beginning of period	$60,408	$55,228
Liabilities incurred	2,907	788
Liabilities settled	(4,790)	(2,994)
Disposition of wells	(5,101)	(2,619)
Accretion expense	3,566	3,498
Revisions	3,006	2,170

Asset retirement obligations as of end of period	$59,996	$56,071

Note 6. Derivative Financial Instruments

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

The following table sets forth our net open derivative positions as of September 30, 2014 for derivatives designated as cash flow hedging instruments:

	Natural Gas Fixed Price Swaps		Crude Oil Fixed Price Swaps
Period	Volume (MMBtu)	Weighted Average Price ($/MMBtu)	Volume (MBBls)	Average Price ($/BBl)
Remainder of 2014	18,019,400	$4.14	230	$92.23
2015	37,317,000	$4.09	365	$91.30
2016	31,535,800	$4.08	—	$—
2017	14,600,000	$3.92	—	$—

The following tables set forth our net open derivative positions as of September 30, 2014 for derivatives not designated as cash flow hedging instruments:

	Natural Gas Fixed Price Swaps		Crude Oil Fixed Price Swaps
Period	Volume (MMBtu)	Weighted Average Price ($/MMBtu)	Volume (MBBls)	Average Price ($/BBl)
Remainder of 2014	10,120,000	$4.15	1,150	$90.30
2015	24,625,000	$4.01	913	$90.76
2016	16,470,000	$3.97	—	$—

	Natural Gas Collars
Period	Volume (MMBtu)	Weighted Average Floor/Ceiling Price ($/MMBtu)
2015	8,200,000	$4.03/5.20
2016 (a)	—	—

	Ethane Fixed Price Swaps		Propane Fixed Price Swaps		Natural Gasoline Fixed Price Swaps		Butane Fixed Price Swaps
Period	Volume (Tgal)	Weighted Avg. Price ($/gal)	Volume (Tgal)	Weighted Avg. Price ($/gal)	Volume (Tgal)	Weighted Avg. Price ($/gal)	Volume (Tgal)	Weighted Avg. Price ($/gal)
Remainder of
2014	12,944	$0.24	7,821	$1.02	3,964	$1.97	4,250	$1.30
2015	5,136	$0.27	3,104	$1.09	1,571	$2.03	1,686	$1.29

(a)	We have entered into natural gas derivative contracts which give counterparties the option to extend certain option contracts currently in place for 2015 for an additional twelve-month period if elected on December 24, 2015. If extended, options covering a notional volume of 10,980,000 MMBtu will exist during 2016 with a floor price of $4.00/MMBtu and a ceiling price of $5.13/MMBtu.

Financial Statement Presentation

To the extent a legal right to offset exists, we net the value of our derivatives with the same counterparty in the accompanying consolidated balance sheets.

The following table presents the gross fair value of our derivative instruments as of the dates presented (in thousands):

	September 30, 2014
	Gross Assets	Gross Liabilities	Netting (a)	Net Amount Presented in Consolidated Balance Sheets
Derivatives designated as cash flow hedges:
Current derivative assets	$6,807	$—	$(1,117)	$5,690
Noncurrent derivative assets	3,767	—	(280)	3,487
Current derivative liabilities	—	(1,962)	1,117	(845)
Noncurrent derivative liabilities	—	(6,814)	280	(6,534)

Total derivatives designated as cash flow hedges	10,574	(8,776)	—	1,798

Derivatives not designated as cash flow hedges:
Current derivative assets	13,358	—	(8,737)	4,621
Noncurrent derivative assets	3,148	—	(1,964)	1,184
Current derivative liabilities	—	(9,389)	8,737	(652)
Noncurrent derivative liabilities	—	(3,502)	1,964	(1,538)

Total derivatives not designated as cash flow hedges	16,506	(12,891)	—	3,615

Total derivatives	$27,080	$(21,667)	$—	$5,413

	December 31, 2013
	Gross Assets	Gross Liabilities	Netting (a)	Net Amount Presented in Consolidated Balance Sheets
Derivatives designated as cash flow hedges:
Current derivative assets	$788	$—	$(788)	$—
Noncurrent derivative assets	3,070	—	(533)	2,537
Current derivative liabilities	—	(4,484)	788	(3,696)
Noncurrent derivative liabilities	—	(2,725)	533	(2,192)

Total derivatives designated as cash flow hedges	3,858	(7,209)	—	(3,351)

Derivatives not designated as cash flow hedges:
Current derivative assets	4,136	—	(4,136)	—
Noncurrent derivative assets	11,662	—	(6,818)	4,844
Current derivative liabilities	—	(40,969)	4,136	(36,833)
Noncurrent derivative liabilities	—	(15,867)	6,818	(9,049)

Total derivatives not designated as cash flow hedges	15,798	(56,836)	—	(41,038)

Total derivatives	$19,656	$(64,045)	$—	$(44,389)

(a)	Our derivative assets and liabilities are labeled accordingly in the condensed consolidated balance sheets and are presented on a net basis. We net derivative assets and liabilities when a legally enforceable master netting agreement exists between the counterparty to a derivative contract and us. All of our derivatives are entered into with banks that are part of our RBL Revolver (as defined below) or their respective affiliates. As a result, we do not have any margin requirements.

Cash Flow Hedges

We use derivative instruments to hedge the cash flows associated with the anticipated sales of our oil and natural gas production activities. Accumulated other comprehensive income at September 30, 2014 included $3.6 million, net of tax, related to these cash flow hedges that will be recognized over the next four years as the forecasted transactions affect earnings. If prices remain at current levels, we will recognize $1.5 million in gains, net of income tax, over the next twelve months. For derivatives designated as cash flow hedges, the following table presents separately the pretax cash settlements and unrealized gains and losses included in the condensed consolidated statements of income (loss) and comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	Classification
Net gain (loss) recognized in other comprehensive income (loss) due to the derivative movement of the effective portion of cash flow hedges	$22,109	$(3,038)	$(4,282)	$(4,492)	AOCI
Net gain (loss) reclassified from accumulated other comprehensive income into income due to realized gains (losses) associated with sales of production	$1,618	$703	$(8,683)	$3,719	Commodity Derivatives, net
Net gain (loss) recognized in income due to the movement of the ineffective portion of cash flow hedges	$12,272	$(786)	$12,272	$—	Commodity Derivatives, net

For the three and nine months ended September 30, 2014 and 2013, changes in accumulated other comprehensive income for cash flow hedges, net of tax, are detailed below (in thousands). The reclassifications out of accumulated other comprehensive income are included in commodity derivatives, net in the condensed consolidated statements of income (loss) and comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$(9,615)	$7,318	$729	$6,314
Other comprehensive income (loss) before reclassifications	14,213	(1,953)	(2,751)	(2,887)
Cash settlements of cash flow hedges reclassified into earnings from accumulated other comprehensive income	(1,040)	452	5,580	2,390

Net current period other comprehensive income (loss)	13,173	(1,501)	2,829	(497)

Balance, end of period	$3,558	$5,817	$3,558	$5,817

Note 7. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, our commodity derivative assets and liabilities that are measured at fair value on a recurring basis as of the dates presented (in thousands):

		Fair Value Measurement Using:
	Gross Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2014 assets (liabilities):
Derivative assets	$27,080	$—	$21,075	$6,005
Derivative liabilities	$(21,667)	$—	$(17,199)	$(4,468)
December 31, 2013 assets (liabilities):
Derivative assets	$19,656	$—	$15,731	$3,925
Derivative liabilities	$(64,045)	$—	$(53,539)	$(10,506)

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

The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$(4,333)	$6,666	$(6,581)	$4,738
Total gains or losses:
Included in earnings	6,224	(5,446)	14,148	(8,398)
Included in other comprehensive income (loss)	—	(1,310)	—	594
Settlements	(354)	289	(6,030)	3,265

Ending balance	$1,537	$199	$1,537	$199

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gains (losses) for the period included in earnings attributable to the change in unrealized gain (loss) of assets still held	$3,424	$(1,916)	$1,718	$3,258

Other Financial Instruments

Our cash and cash equivalents are comprised of bank and money market accounts. The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value, primarily due to the short-term nature of these instruments. At September 30, 2014 and December 31, 2013, the estimated fair value of our long-term debt, including current maturities, was approximately $3.6 billion and $3.8 billion, respectively. Our measurements are based primarily upon quoted trading prices for our Senior Notes and internal models, and therefore include both Level 2 and Level 3 measurements under the fair value hierarchy.

Note 8. Debt

Long-Term Debt

As of the dates presented, our long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
RBL Revolver	$567,000	$304,000
Second Lien Term Loan	1,000,000	1,000,000
9.75% Senior Notes	2,250,000	2,250,000

Total	3,817,000	3,554,000
Less: current portion	—	—

Total long-term debt	$3,817,000	$3,554,000

RBL Revolver

In May 2014, we amended the credit agreement governing the reserves-based revolving credit facility (the “RBL Revolver”) to, among other things, modify the financial performance covenant to provide that we shall maintain:

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

In addition, the amendment modified the credit agreement governing the RBL Revolver to (i) reduce the borrowing base from approximately $1.8 billion to $1.0 billion and (ii) permit us to incur an additional $500.0 million of second lien debt without a further, related reduction to the borrowing base, subject to certain limitations and conditions. Our borrowing base under the RBL Revolver is based upon our proved reserves and is redetermined semi-annually by our lenders. In addition, the borrowing base may be adjusted pursuant to certain non-scheduled redeterminations, including in connection with certain dispositions impacting our proved reserves. On November 5, 2014, the lenders under the RBL Revolver re-affirmed our borrowing base at $1.0 billion in connection with the semi-annual redetermination. At September 30, 2014, we had approximately $431.4 million of available borrowing capacity under the RBL Revolver after giving effect to outstanding letters of credit. During the nine months ended September 30, 2014, the weighted average interest rate for borrowings under the RBL Revolver was 2.1%.

Senior Notes

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement, which includes certain provisions requiring that we file a registration statement to exchange the Senior Notes for new registered notes to be declared effective within 450 days of the original issue date of the Senior Notes. In accordance with the terms of the registration rights agreement, if we have not exchanged the Senior Notes or if a shelf registration statement covering the resale of the Senior Notes has not been declared effective by the 450th day after the original issue date of the Senior Notes, additional interest shall accrue on the principal amount of the Senior Notes. We previously incurred additional interest on the Senior Notes beginning in May 2013. For the nine months ended September 30, 2014, our weighted average effective interest rate incurred on our Senior Notes was 10.6%. On August 25, 2014, we completed the exchange offer with respect to the Senior Notes. Consequently, the additional interest ceased to accrue on the Senior Notes at that time.

Debt Covenants

As described above, the financial performance covenant in the credit agreement governing the RBL Revolver requires us to operate within established financial ratios. Our ability to comply with this covenant depends upon our performance and indebtedness, each of which is impacted by numerous factors, including some that are outside of our control. Accordingly, forecasting our compliance with the financial performance covenant in future periods is inherently uncertain. Factors that could impact our future compliance with the financial performance covenant include future realized prices for sales of oil, natural gas and natural gas liquids, future production, returns generated by our capital program, future interest costs, future operating costs, future asset sales and future acquisitions, among others.

The credit agreements governing the RBL Revolver and our second lien term loan credit facility (the “Second Lien Term Loan”) and the indenture governing the Senior Notes (collectively, the “Debt Agreements”) all contain additional customary non-financial covenants that, among other things, restrict our ability to pay dividends, sell assets, make acquisitions or investments, and incur additional indebtedness. In addition, the Debt Agreements contain reporting and administrative requirements, including, but not limited to, providing financial statements, compliance certificates and other documents to our counterparties to the Debt Agreements under prescribed timelines.

Subject to any cure periods, the consequences of non-compliance with our debt covenants generally include, but are not limited to, the ability of our counterparties to the Debt Agreements to accelerate our obligation to repay amounts outstanding under our Debt Agreements.

Note 9. Puttable Common Stock

During the nine months ended September 30, 2014, 450,000 shares of common stock were repurchased for approximately $2.2 million. For shares repurchased at an amount less than the original cost, the amount reflected outside of permanent equity is reclassified to common stock and additional paid in capital in the condensed consolidated balance sheets.

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

Stock Options

The following table provides information about our stock option activity under the 2011 Plan for the nine months ended September 30, 2014:

	Number of Stock Options	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	79,869,650	$4.00 - $7.50	$5.29	9.0
Options granted	3,675,600	$2.50	2.50
Options forfeited	(5,218,720)	$2.50 - $5.00	3.12
Options expired	(3,537,890)	$2.50 - $5.00	3.17

Outstanding at September 30, 2014	74,788,640	$2.50 - $7.50	$3.40	8.3

Vested during period	6,634,170	$2.50 - $7.50	$4.36	8.6

Exercisable at September 30, 2014	20,991,120	$2.50 - $7.50	$3.29	8.0

Stock options are valued at the date of award and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The following table summarizes information about stock based compensation related to stock options for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Grant date fair value for stock options granted during the period	$—	$12,103	$3,470	$71,192

Stock based compensation related to stock options:
Expensed during the period	$6,825	$7,782	$26,204	$18,409
Capitalized during the period	740	1,004	4,226	2,792

Total stock based compensation related to stock options during the period	$7,565	$8,786	$30,430	$21,201

Income tax benefit related to stock options	$2,700	$3,154	$10,852	$7,611

We estimated the fair value of each grant using the Black-Scholes-Merton option pricing model. Assumptions utilized in the model are shown below:

	Awards issued in 2014	Awards issued in 2013
Risk-free interest rate	1.98 – 2.20%	1.35 – 2.25%
Expected term (years)	7.25	7.25
Expected volatility	49.70 – 49.86%	47.91 – 49.40%
Weighted average volatility	49.79%	49.22%
Expected dividend yield	—	—

The risk-free interest rate is based on U.S. Treasury zero-coupon security issuances with remaining terms equal to the expected term. The expected term of the options is based on vesting schedules, consideration of contractual terms and expectations of future employee behaviors. Expected volatilities are based on a combination of historical and implied volatilities of comparable companies. The forfeiture rate for stock options issued under the 2011 Plan to non-officer employees is 9%. We assumed no future forfeitures of stock options issued to our officers.

Modifications to our outstanding stock options result in additional compensation cost if the fair value of the modified award immediately after the modification exceeds the fair value of the outstanding award immediately before the modification. For vested awards, the modification results in immediate expense recognition. For unvested awards, the additional compensation cost is recognized over the remaining requisite service period. During the first quarter of 2014, we modified the terms of certain stock options issued under the 2011 Plan. The exercise price for all non-officer employee held stock options was changed to $2.50 from the original $5.00 or $4.00 exercise prices. In addition, modifications were made to certain stock options held by the officers of the Company, including our named executive officers, which also included reductions in the number of stock options held by our Chief Executive Officer and decreases to the exercise prices of certain stock options held by all officers. After the modifications, the exercise prices for a majority of our outstanding stock options was $2.50 while a portion of our stock options held by our Chief Executive Officer had exercise prices of $4.00, $5.00, and $7.50. The modification of the exercise price of certain options increased stock compensation expense by $9.3 million after the effects of capitalization for the nine months ended September 30, 2014.

Restricted Stock

Grants of 10,000,000 shares of restricted stock were made to certain officers during the nine months ended September 30, 2014. The shares of restricted stock were granted with a vesting schedule of 20% a year, with the first 20% vesting in April 2015.

The following table provides information about our restricted stock activity under the 2011 Plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	6,400,000	3.36
Stock granted	10,000,000	2.10
Stock forfeited	—

Shares outstanding at September 30, 2014	16,400,000	2.59

Vested during period	—	—

Compensation expense related to our restricted stock is valued at the date of award based on the estimated fair value of an unrestricted share reduced by a lack of marketability discount of 15%. Compensation cost is recognized on a straight-line basis over the requisite service period. We assume no future forfeitures of restricted stock issued to our officers. The following table summarizes information about stock based compensation related to restricted stock for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Grant date fair value for restricted stock granted during the period	$—	$2,720	$21,255	$22,440

Stock based compensation related to restricted stock:
Expensed during the period	$4,381	$1,000	$7,655	$1,455
Capitalized during the period	—	—	39	—

Total stock based compensation related to restricted stock during the period	$4,381	$1,000	$7,694	$1,455

Income tax benefit related to restricted stock	$1,564	$359	$2,744	$522

Officer Retention Agreements and Officer Voluntary Severance Plan

During the quarter ended September 30, 2014, the Compensation Committee of the Board of Directors approved officer retention letter agreements and adopted the Samson Resources Corporation Voluntary Severance Plan for Officers (the “Officer Voluntary Severance Plan”). Pursuant to the terms of these arrangements, officers that remain employed by the Company (“Remaining Officers”) through September 1, 2015 (the “Retention Date”) and continue their employment after such date will be entitled to receive (i) a grant of shares of vested restricted stock in an amount equal to two times the sum of such officer’s annual base salary and target bonus amount (the “Retention Amount”), (ii) the accelerated vesting of all unvested equity awards held by such officer as of November 14, 2014, with vesting occurring as of the Retention Date (the “Accelerated Vesting Benefit”), and (iii) special temporary put and call rights for all vested equity awards held by such officer that are exercisable over a specified period following the Retention Date and would allow for repurchase based on the fair market value of the Company’s common stock as of the Retention Date (the “Temporary Put and Call Rights”). Subject to certain conditions, Remaining Officers that voluntarily terminate their employment as of the Retention Date will be entitled to receive (i) the payment of the Retention Amount in cash over a specified period, (ii) the Accelerated Vesting Benefit, (iii) certain severance-related benefits, including a pro-rated portion of the 2015 target bonus and any unpaid portions of the 2014 bonus awards, and (iv) the Temporary Put and Call Rights. Officers that are terminated by the Company other than for “cause” on or prior to the Retention Date will be entitled to receive payments and benefits substantially similar to those described in the immediately preceding sentence. The Accelerated Vesting Benefit will result in additional compensation expense in 2014 and 2015 but does not change the total estimated compensation expense to be recognized for previously granted awards.

All outstanding restricted stock at September 30, 2014 has been awarded to our officers. A total of 43,850,000 stock options with a weighted average exercise price of $3.90 have been awarded to our officers. Based on the current estimate of the fair value of outstanding restricted stock and stock options held by our officers, the potential cash payment to qualifying officers pursuant to the provisions of the officer retention agreements and Officer Voluntary Severance Plan ranges from zero to $35.0 million. We estimated the fair value of the liability associated with the stock options held by our officers was zero based on the Black-Scholes-Merton pricing model. To the extent that the estimated fair value of the Company’s common stock increases between September 30, 2014 and the date employment ceases, the actual cash payment associated with officer stock options and restricted stock may be higher. In addition, future forfeitures of stock options by the Remaining Officers as well as future movements in our stock price may result in material increases or decreases in the recognition of future stock based compensation expense. The accelerated vesting of certain previously granted equity awards increased stock compensation expense by $2.2 million for the three and nine months ended September 30, 2014.

The liability recorded associated with the various components of the officer retention agreements and the Officer Voluntary Severance Plan was $2.9 million at September 30, 2014 and is reflected in accrued and other current liabilities in the Company’s condensed consolidated balance sheets. For Remaining Officers that do not terminate their employment with the Company on the Retention Date, amounts included in current liabilities will be reclassified to equity.

Future Compensation Cost

The following table reflects the estimated future stock based compensation cost to be recognized (either expensed or capitalized) for all stock options, shares of restricted stock, and the officer retention awards described above as of September 30, 2014 (in thousands):

Remainder of 2014	$21,384
2015	66,522
2016	16,752
2017	15,244
2018	4,707
2019	157

$124,766

Cash Incentive Awards

During the nine months ended September 30, 2014, the Compensation Committee of the Board of Directors approved providing cash based incentive awards for certain non-officer employees. A portion of the awards outstanding at September 30, 2014 were originally issued with a vesting date of April 1, 2017. During the quarter ended September 30, 2014, the Compensation Committee of the Board of Directors approved modifying the vesting provisions of certain awards so that the vesting date of all outstanding cash based incentive awards is September 1, 2015 (or if earlier, the date of the employee’s termination by the Company other than for “cause”). Compensation expense for the cash based incentive awards was $2.4 million and $3.6 million for the three and nine months ended September 30, 2014, respectively. The unrecognized compensation cost of $17.6 million will be recognized on a straight line basis (net of forfeitures) through September 1, 2015.

Note 11. Redeemable Preferred Stock

In December 2011, the Company issued 180,000 shares of cumulative redeemable preferred stock (the “Cumulative Preferred Stock”). The Cumulative Preferred Stock accrues distributions quarterly at a specified per annum dividend rate on the initial liquidation preference amount of $1,000 per share, which is subject to adjustment for accrual and accumulation of dividends not paid in cash. Distributions can be in cash or in-kind at the Company’s election. The dividend rate was 2% for calendar year 2012, escalating 2% each calendar year until reaching 12%, where it remains until the mandatory redemption date. After the mandatory redemption date, the dividend rate will be 15%. The total amounts attributable to accrued and accumulated unpaid dividends at September 30, 2014 and 2013 were $19.8 million and $9.2 million, respectively.

The Cumulative Preferred Stock is redeemable at the option of the Company at any time at a per share redemption price equal to the liquidation amount of the share plus any accrued and unpaid dividends compounded quarterly to the date of redemption and are mandatorily redeemable on the earliest to occur of July 1, 2022 or the consummation of an initial public equity offering or a change in control.

Note 12. Supplemental Information to Condensed Statements of Cash Flows

The following table summarizes interest and income taxes paid for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest paid (net of capitalized interest of $236,675 and $275,854, respectively)	$50,837	$—
Income taxes paid, net	$515	$274

Supplemental Non-Cash Investing and Financing Activities

Total payables included in accrued liabilities related to acquisition and drilling expenditures for oil and gas properties for the Company were $107.0 million and $112.7 million at September 30, 2014 and 2013, respectively. Non-cash investing activities associated primarily with tubular oil and gas equipment were approximately $4.1 million and $32.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 13. Commitments and Contingencies

Commitments

Operating Leases

We lease corporate office space in Tulsa, Oklahoma, Denver, Colorado and Houston, Texas, as well as a number of other field office locations. We recorded rental expense of approximately $4.7 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively. Rental expense is included in general and administrative expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss).

Other Commercial Commitments

We have commitments for drilling rigs and related equipment with payments under the contracts accounted for as capital additions to our oil and gas properties. As of September 30, 2014, future payments under these agreements, including rig terminations, are approximately $11.4 million for the remainder of 2014.

Letters of Credit and Bonds

As of September 30, 2014, we had outstanding irrevocable letters of credit totaling approximately $1.6 million to guarantee payment of certain marketing related and workers compensation insurance obligations. Additionally, at September 30, 2014, we had approximately $10.5 million in outstanding bonds securing various commitments, such as plugging costs and surface damages.

Change in Control Agreements

Effective January 1, 2014, the Company adopted a Change in Control Severance Plan for non-officer employees that applies to eligible employees and a Change in Control Severance Plan for officers (collectively, the “Change in Control Severance Plans”) that applies to all officers except the Chief Executive Officer, who is covered by an employment agreement. The Change in Control Severance Plans provide for the payment of cash compensation and certain other benefits to eligible officers and non-officer employees in the event of a change in control and a qualifying termination of employment. The obligations under the Change in Control Severance Plans are generally based on the terminated employee’s cash compensation, employment tenure, and position within the Company. Depending on the facts and circumstances associated with a potential change in control, the total payments made pursuant to the Change in Control Severance Plans or employment agreements could be material. No liability has been recorded at September 30, 2014 associated with the Change in Control Severance Plans.

Employee Severance Plan

Effective September 1, 2014, the Company adopted the Samson Resources Corporation Job Elimination Severance Plan for Non-Officers (the “Employee Severance Plan”) that applies to all eligible full-time non-officer employees. The Employee Severance Plan generally provides for severance payments to such employees if employment is involuntarily terminated in connection with a corporate restructuring, downsizing, reduction in force, asset sales, or similar reason through September 1, 2015. Depending on future facts and circumstances, total payments made pursuant to the Employee Severance Plan could be material. No liability has been recorded at September 30, 2014 associated with the Employee Severance Plan.

The employment agreement with our Chief Executive Officer provides for the payment of cash compensation and certain other benefits in the event of a severance or change in control depending upon the circumstances, which could be material.

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

In matters where litigation is pending, it is common and often required for the parties to attend non-binding mediations or settlement conferences. Such mediations or conferences can end in settlement of litigation matters. We participated in such non-binding mediation and subsequent discussions in an action seeking class certification and damages related to royalty payments for wells located in Oklahoma. In December 2013, a settlement with the plaintiffs was approved by the court. At December 31, 2013, an accrual for this matter was recorded in our consolidated balance sheet. Settlement payments totaling $15.2 million were made in the first quarter of 2014.

In 2014, in connection with an ongoing audit on behalf of a federal regulator, we began reviewing the manner in which our obligations to make royalty payments for natural gas production on federal leases should be determined. The review involves attempting to determine components of certain fees we pay to transport and process some of our natural gas production associated with individual federal leases and evaluate how each component impacts our royalty payment obligations. We estimate that this review will result in additional royalty payments made related to natural gas production on certain federal leases and have recorded a liability associated with this matter. Estimating the liability is inherently uncertain as each contract associated with individual federal leases has to be analyzed and the estimated fee components will ultimately be subject to approval by the federal regulator. Consequently, it is reasonably possible that a loss exceeding the liability recorded has been incurred and we cannot estimate the range of loss in excess of our recorded liability. However, we do not currently expect our payment of additional royalties will be materially in excess of the liability recorded.

Also in 2014, an audit of our unclaimed property (escheat) practices in certain states was commenced. As is customary in the industry, we do not expect preliminary audit results to be known for several months.

As of September 30, 2014, our total accrual for all loss contingencies was $7.7 million, of which $1.3 million was included in oil and natural gas revenues held for distribution and $6.4 million was included in accrued and other current liabilities in our condensed consolidated balance sheet. Because of the uncertainty inherent in estimating probable payments associated with loss contingencies, it is reasonably possible that our accrual will change as facts and circumstances change and any such changes may be material.

Note 14. Income Taxes

Samson is subject to corporate income taxes. Income tax expense (benefit) for the periods presented consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current taxes:
Federal	$—	$—	$—	$—
State	—	80	155	(20)
Deferred taxes:
Federal	(142,379)	3,947	(255,828)	17,409
State	(2,888)	83	(5,189)	368

Income tax provision (benefit)	$(145,267)	$4,110	$(260,862)	$17,757

Total income tax expense or benefit differed from the amounts computed by applying the U.S. federal income tax rate to net income (loss) from continuing operations before income taxes as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.7%	1.5%	0.7%	0.7%
Other	0.0%	1.7%	0.0%	0.4%

	35.7%	38.2%	35.7%	36.1%

We evaluated our tax positions and concluded that we have not taken any uncertain tax positions that require an adjustment to the financial statements. Tax penalties and related interest would be charged to the provision for income taxes when uncertain tax positions are recorded in the financial statements. Therefore, there are no related accruals for interest and penalties related to unrecognized tax benefits at September 30, 2014.

Note 15. Related Party Transactions

We have a consulting agreement with affiliates of KKR, our principal shareholder, and other initial equity investors pursuant to which we receive management services and incur a quarterly management fee. At the commencement of the agreement in 2012, the aggregate annual fee was $20.0 million, resulting in quarterly payments of $5.0 million. As required by the agreement, the aggregate annual fee and corresponding quarterly payments increases 5.0% each year. We incurred $5.5 million and $5.3 million in the three months ended September 30, 2014 and 2013, respectively, and $16.5 million and $15.8 million in the nine months ended September 30, 2014 and 2013, respectively. This fee is included in the condensed consolidated statements of income (loss) and comprehensive income (loss) as related party management fee.

Effective February 10, 2012, we entered into a Gas Offtake Rights Agreement (the “Offtake Agreement”) with Trademark Merchant Energy, LLC (“TME”) granting TME the right to acquire a percentage of the natural gas delivered to specified delivery points at an adjusted index price. ITOCHU Corporation (“ITOCHU”), a minority owner of Samson’s common stock, controls TME and is party to the Offtake Agreement. During 2013, the Offtake Agreement was assigned to another affiliate of ITOCHU. Total gross receipts under the Offtake Agreement were approximately $50.7 million for the nine months ended September 30, 2013. There were no receipts under the Offtake Agreement for the three and nine months ended September 30, 2014.

KKR Capstone Consulting, LLC (“Capstone”) is a consulting company of operational professionals that works exclusively with KKR’s portfolio company management teams. During the three months ended September 30, 2014 and 2013, we paid approximately $0.2 million and $0.5 million, respectively, and $0.4 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively, to Capstone for consulting services it provided to us.

We also, from time to time, purchase pipe and pumping supplies from Bell Supply Company LLC, which is an affiliate of Crestview Partners II GP, L.P. One of our directors serves on the board of directors of the parent to Bell Supply Company LLC. For the three months ended September 30, 2014 and 2013, we paid approximately $0.4 million and $0.5 million, respectively, and $1.5 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively, for supplies from Bell Supply Company LLC.

Since 2009, we have, from time to time, engaged the services of Alliant Insurance Services, Inc. (“Alliant”), an insurance brokerage firm. In 2012, one or more affiliates of KKR acquired a controlling ownership interest in Alliant. We did not pay any fees to Alliant during the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, we paid $0.3 million in fees for each period to Alliant for insurance brokerage services.

We have, from time to time, engaged Select Energy Services, LLC and its subsidiary, Peak Oilfield Services LLC, for water hauling, tank rental and other well-site water management and equipment rental services. Select Energy Services, LLC is an affiliate of Crestview Partners II GP, L.P. One of our directors is a managing director of the investment manager of the funds affiliated with Crestview Partners II GP, L.P. and serves as a director of Select Energy Services, LLC. We paid approximately $0.3 million and less than $0.1 million in the aggregate to Select Energy Services, LLC and Peak Oilfield Services LLC for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, we paid approximately $0.4 million and $0.2 million, respectively, in the aggregate to Select Energy Services, LLC and Peak Oilfield Services LLC.

Note 16. Condensed Consolidating Financial Information

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

We have prepared condensed consolidating financial statements in order to quantify assets, results of operations and cash flows of Samson Resources Corporation, the Issuer, the Subsidiary Guarantors and non-guarantor subsidiaries. The following condensed consolidating balance sheets, condensed consolidating statements of income (loss) and comprehensive income (loss) and condensed consolidating statements of cash flows for the periods presented, present financial information for Samson Resources Corporation, as the parent of the Issuer on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the Issuer on a stand-alone basis (carrying any investment in subsidiaries under the equity method), financial information for the Subsidiary Guarantors on a stand-alone basis, the financial information of our non-guarantor subsidiaries on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the financial information on a condensed consolidated basis. As Samson Resources Corporation, the Issuer, the Subsidiary Guarantors and the non-guarantor subsidiaries are separate taxable entities, income taxes are provided with respect to the individual operations of each entity (excluding any equity pick up) only, and deferred income taxes are recorded separately.

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

(In thousands)

	Samson Resources Corporation (Parent Guarantor)	Samson Investment Company (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$198	$2,097	$130	$—	$2,425
Accounts receivable, net	—	—	193,315	37	—	193,352
Intercompany receivables	16,296	64,007	—	—	(80,303)	—
Other current assets	—	20	39,561	—	—	39,581
Oil and gas properties, net	—	—	6,231,956	—	—	6,231,956
Other property and equipment	—	—	285,287	—	—	285,287
Investment in subsidiaries	1,246,506	4,710,559	—	—	(5,957,065)	—
Other non-current assets	20,719	318,062	21,972	29,473	(248,769)	141,457

Total assets	$1,283,521	$5,092,846	$6,774,188	$29,640	$(6,286,137)	$6,894,058

Accounts payable	$—	$—	$27,927	$346	$—	$28,273
Intercompany payables	—	—	53,983	26,320	(80,303)	—
Accrued and other current liabilities	—	29,340	264,934	1,572	—	295,846
Other current liabilities	—	—	97,199	—	—	97,199
Long-term debt	—	3,817,000	—	—	—	3,817,000
Deferred income tax liabilities	—	—	1,536,982	—	(248,769)	1,288,213
Cumulative preferred stock subject to mandatory redemption	199,811	—	—	—	—	199,811
Puttable common stock	1,000	—	—	—	—	1,000
Other non-current liabilities	—	—	84,006	—	—	84,006
Shareholders’ equity	1,082,710	1,246,506	4,709,157	1,402	(5,957,065)	1,082,710

Total liabilities and shareholders’ equity	$1,283,521	$5,092,846	$6,774,188	$29,640	$(6,286,137)	$6,894,058

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

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Samson Resources Corporation (Parent Guarantor)	Samson Investment Company (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$340,778	$—	$—	$340,778
Total operating expenses	5,720	—	717,878	48	—	723,646

Operating loss	(5,720)	—	(377,100)	(48)	—	(382,868)
Interest expense, net	(7,320)	(16,388)	(68)	—	—	(23,776)
Equity in earnings of subsidiaries	(254,353)	(241,467)	—	—	495,820	—
Other income (expense), net	—	—	(330)	(106)	—	(436)

Income (loss) before income taxes	(267,393)	(257,855)	(377,498)	(154)	495,820	(407,080)
Income tax provision (benefit)	(5,580)	(3,502)	(136,130)	(55)	—	(145,267)

Net income (loss)	(261,813)	(254,353)	(241,368)	(99)	495,820	(261,813)
Total other comprehensive income (loss)	13,173	13,173	13,173	—	(26,346)	13,173

Total comprehensive income (loss)	$(248,640)	$(241,180)	$(228,195)	$(99)	$469,474	$(248,640)

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Samson Resources Corporation (Parent Guarantor)	Samson Investment Company (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$250,291	$55	$—	$250,346
Total operating expenses	5,399	—	233,097	84	—	238,580

Operating income (loss)	(5,399)	—	17,194	(29)	—	11,766
Interest income, net	—	—	—	66	—	66
Equity in earnings of subsidiaries	10,045	10,045	—	—	(20,090)	—
Other income (expense), net	—	—	(3,966)	2,901	—	(1,065)

Income (loss) before income taxes	4,646	10,045	13,228	2,938	(20,090)	10,767
Income tax provision (benefit)	(2,011)	—	5,071	1,050	—	4,110

Net income (loss)	6,657	10,045	8,157	1,888	(20,090)	6,657
Total other comprehensive income (loss)	(1,501)	(1,501)	(1,501)	—	3,002	(1,501)

Total comprehensive income (loss)	$5,156	$8,544	$6,656	$1,888	$(17,088)	$5,156

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Samson Resources Corporation (Parent Guarantor)	Samson Investment Company (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$852,505	$—	$—	$852,505
Total operating expenses	17,087	—	1,500,222	380	—	1,517,689

Operating loss	(17,087)	—	(647,717)	(380)	—	(665,184)
Interest expense, net	(8,776)	(56,766)	(153)	—	—	(65,695)
Equity in earnings of subsidiaries	(454,942)	(416,064)	—	—	871,006	—
Other income (expense), net	—	—	(336)	(303)	—	(639)

Income (loss) before income taxes	(480,805)	(472,830)	(648,206)	(683)	871,006	(731,518)
Income tax provision (benefit)	(10,149)	(17,888)	(232,581)	(244)	—	(260,862)

Net income (loss)	(470,656)	(454,942)	(415,625)	(439)	871,006	(470,656)
Total other comprehensive income (loss)	2,829	2,829	2,829	—	(5,658)	2,829

Total comprehensive income (loss)	$(467,827)	$(452,113)	$(412,796)	$(439)	$865,348	$(467,827)

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Samson Resources Corporation (Parent Guarantor)	Samson Investment Company (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$837,912	$1,271	$—	$839,183
Total operating expenses	16,205	—	771,754	1,386	—	789,345

Operating income (loss)	(16,205)	—	66,158	(115)	—	49,838
Interest income, net	—	—	—	79	—	79
Equity in earnings of subsidiaries	41,832	41,832	—	—	(83,664)	—
Other income (expense), net	—	—	(1,913)	1,225	—	(688)

Income (loss) before income taxes	25,627	41,832	64,245	1,189	(83,664)	49,229
Income tax provision (benefit)	(5,845)	—	23,173	429	—	17,757

Net income (loss)	31,472	41,832	41,072	760	(83,664)	31,472
Total other comprehensive income (loss)	(497)	(497)	(497)	—	994	(497)

Total comprehensive income (loss)	$30,975	$41,335	$40,575	$760	$(82,670)	$30,975

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Samson Resources Corporation (Parent Guarantor)	Samson Investment Company (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(23,741)	$(44,618)	$432,251	$(734)	$—	$363,158
Investing activities:
Capital expenditures—oil and gas properties	—	—	(720,432)	—	—	(720,432)
Capital expenditures—other property and equipment	—	—	(15,199)	—	—	(15,199)
Proceeds from divestitures—oil and gas properties	—	—	104,815	—	—	104,815
Proceeds (purchase) of other assets	—	—	9,513	—	—	9,513
Advances to parent/subsidiary	—	(217,455)	—	—	217,455	—

Net cash provided by (used in) investing activities	—	(217,455)	(621,303)	—	217,455	(621,303)

Financing activities:
Advances from issuer	25,931	—	190,750	774	(217,455)	—
Proceeds from revolver	—	401,000	—	—	—	401,000
Repayment of revolver	—	(138,000)	—	—	—	(138,000)
Debt issuance cost	—	(967)	—	—	—	(967)
Repurchase of puttable common stock	(2,190)	—	—	—	—	(2,190)

Net cash provided by (used in) financing activities	23,741	262,033	190,750	774	(217,455)	259,843

Net change in cash	—	(40)	1,698	40	—	1,698
Cash and cash equivalents at beginning of period	—	238	399	90	—	727

Cash and cash equivalents at end of period	$—	$198	$2,097	$130	$—	$2,425

SAMSON RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Samson Resources Corporation (Parent Guarantor)	Samson Investment Company (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5)	$(94)	$558,011	$(28,944)	$—	$528,968
Investing activities:
Capital expenditures—oil and gas properties	—	—	(803,984)	—	—	(803,984)
Capital expenditures—other property and equipment	—	—	(38,788)	—	—	(38,788)
Proceeds from divestitures—oil and gas properties	—	—	264,343	—	—	264,343
Proceeds (purchase) of other assets	—	—	5,040	—	—	5,040
Advances to parent/subsidiary	—	(44,816)	—	—	44,816	—

Net cash provided by (used in) investing activities	—	(44,816)	(573,389)	—	44,816	(573,389)

Financing activities:
Proceeds from revolver	—	446,000	—	—	—	446,000
Repayment of revolver	—	(402,000)	—	—	—	(402,000)
Repurchase of puttable common stock	(1,070)	—	—	—	—	(1,070)
Advances from issuer	1,075	—	14,942	28,799	(44,816)	—

Net cash provided by (used in) financing activities	5	44,000	14,942	28,799	(44,816)	42,930

Net change in cash	—	(910)	(436)	(145)	—	(1,491)
Cash and cash equivalents at beginning of period	—	1,656	1,155	228	—	3,039

Cash and cash equivalents at end of period	$—	$746	$719	$83	$—	$1,548

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

Overview

We are an independent oil and gas company engaged in the exploration, development and production of oil and gas properties located onshore in the United States. We operate our business and properties through our West Division, which includes properties primarily in the Rocky Mountain region, and our East Division, which includes properties primarily in the Mid-Continent and East Texas regions.

We expect to grow our business by leveraging our management team’s experience in building a focused portfolio of core exploration and development assets capable of sustaining a long-term drilling plan which achieves predictable and profitable production growth. We expect to selectively pursue acquisitions and divestitures that meet our strategic and financial objectives. At September 30, 2014, we had approximately 1.6 million net acres under lease, contract or other means of ownership and control.

We strive to achieve growth through a disciplined, returns-focused approach to capital spending. We expect to allocate the majority of our capital to drilling projects in our asset portfolio that indicate the highest return on investment based on commodity price cycles, operating costs and other factors. Our assets include a number of potential growth opportunities, including a significant amount of undeveloped properties with leases held by current production that we believe contain substantial natural gas reserves from which we could realize value in the event of future increases in natural gas prices.

Recent Developments

Portfolio management

We continue to divest our non-core assets. During the nine months ended September 30, 2014, we divested approximately 580 gross (260 net) wells with an average net daily production of approximately 9,700 Mcfe/d, and received approximately $114.3 million associated with these divestitures.

In addition, consistent with our strategy of focusing on a portfolio of core assets capable of supporting a long-term, sustainable drilling program, we are actively pursuing substantial divestitures and are considering other asset monetization transactions with respect to certain assets that we do not believe meet our strategic objectives. Moreover, we may identify other potential divestiture opportunities as we continue to evaluate and optimize our asset portfolio. These transactions may be in the form of outright sales, joint ventures, master limited partnerships or other strategic arrangements. Depending upon the success, timing and structure of any divestiture or other asset monetization transactions, the amount of proceeds we receive from portfolio management activities could be material. However, we may be unable to complete any such transactions for acceptable values, or at all, and the actual value that we may receive from, and our ultimate decision to enter into, any transactions may be affected by several factors, many of which are outside of our control. If we complete any transactions, we expect to apply the related proceeds to reduce debt, fund capital expenditures or invest in other assets complementary to our portfolio. In conjunction with these efforts, we are also considering substantial acquisitions that further our strategy. For additional information, see “—Liquidity and Capital Resources—Capital Commitments.”

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

On November 5, 2014, the lenders under the RBL Revolver re-affirmed our borrowing base at $1.0 billion in connection with the semi-annual redetermination.

Basis of Presentation

The following discussion and analysis addresses significant changes in our results of operations and capital resources for the three and nine month periods ended September 30, 2014, as compared to the three and nine month periods ended September 30, 2013, and in our financial condition and liquidity since December 31, 2013. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report and our audited consolidated financial statements and notes included in the Prospectus.

Market Conditions

Prices for our products significantly impact our revenue, net income (loss) and cash flows. Oil, natural gas and NGLs are commodities, and prices for commodities are inherently volatile. The following table sets forth the average market prices for natural gas and oil for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average prices:
Natural gas (MMBtu) (a)	$4.06	$3.58	$4.55	$3.67
Oil (Bbl) (b)	$97.17	$105.82	$99.61	$98.14

(a)	Based on NYMEX last day settlements.
(b)	Based on NYMEX calendar month average settlements.

Results of Operations

Oil, Natural Gas and NGL Revenue

Our oil, natural gas and NGL revenues are derived from the sale of oil, natural gas and NGLs and do not include the effects of the settlements of our derivative positions. Oil, natural gas and NGL revenues are impacted by the volume of product sold and our realized price. The following tables set forth information regarding our oil, natural gas, and NGL revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Crude Oil	Natural Gas	NGLs	Total
Revenue for the three months ended September 30, 2013	$135,252	$122,198	$40,162	$297,612
Change due to volumes	(5,360)	(14,478)	(4,232)	(24,070)
Change due to price	(15,262)	20,928	1,194	6,860

Revenue for the three months ended September 30, 2014	$114,630	$128,648	$37,124	$280,402

	Crude Oil	Natural Gas	NGLs	Total
Revenue for the nine months ended September 30, 2013	$377,608	$379,023	$107,860	$864,491
Change due to volumes	(27,502)	(55,755)	140	(83,117)
Change due to price	(6,412)	98,162	14,590	106,340

Revenue for the nine months ended September 30, 2014	$343,694	$421,430	$122,590	$887,714

Pricing

The following table sets forth information regarding average realized sales prices for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Average realized sales prices:
Crude oil, unhedged ($/Bbl)	$88.16	$99.38	(11)%	$91.40	$92.98	(2)%
Natural gas, unhedged ($/Mcfe)	$3.81	$3.25	17%	$4.13	$3.28	26%
NGLs, unhedged ($/Bbl)	$31.82	$30.90	3%	$34.88	$30.73	14%

Average realized price, unhedged ($/Mcfe)	$5.77	$5.56	4%	$6.09	$5.37	13%

Crude oil, hedged ($/Bbl) (a)	$80.47	$84.19	(4)%	$80.65	$87.05	(7)%
Natural gas, hedged ($/Mcfe) (a)	$3.88	$3.39	14%	$3.79	$3.36	13%
NGLs, hedged ($/Bbl) (a)	$31.52	$31.15	1%	$33.17	$31.76	4%

Average realized price, hedged ($/Mcfe)	$5.61	$5.28	6%	$5.54	$5.30	5%

(a)	The effects of hedges include cash settlements for both derivatives designated as cash flow hedges and those not designated as cash flow hedges.

Natural Gas Prices

Natural gas prices are subject to variances based on local supply and demand conditions as well as rapidly evolving market conditions. A significant majority of our natural gas sales contracts are based upon index pricing that varies widely as a result of many factors, such as geography. Most of our natural gas is sold on a monthly basis using a monthly index price or a daily basis using daily market prices for a given period. Our average realized natural gas price increased for the three and nine months ended September 30, 2014 primarily as a result of higher market pricing.

We primarily utilize fixed price swaps and collars, and occasionally basis swaps, to manage our exposure to fluctuations in natural gas prices. For the three and nine months ended September 30, 2014, approximately 82% and 81%, respectively, of our natural gas production was economically hedged with financial derivatives.

Crude Oil Prices

The majority of our crude oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. These factors include supply fluctuations, changes in demand, pipeline and refinery outages, weather patterns and global events and economics. Most of our crude oil is sold on a monthly basis based upon a variable differential to NYMEX that fluctuates as a result of regional fundamentals. Our realized crude oil price for the three and nine months ended September 30, 2014 decreased primarily as a result of these market forces.

We utilize fixed price swaps to manage our exposure to crude oil prices. For the three and nine months ended September 30, 2014, the notional amount of our crude oil hedges exceeded our actual production. Consequently, realized losses on our crude oil hedges decreased our realized hedged crude oil pricing. For periods subsequent to September 30, 2014, we do not expect the notional amount of our crude oil hedges to exceed our actual production.

NGL Prices

Our NGLs are sold based upon published monthly average market pricing less a deduction for transportation and fractionation. Recently, there has been significant volatility in NGL pricing. That volatility has a significant impact on our realized price for NGLs. Additionally, the market price of our NGL production, which primarily consists of ethane, propane, butane, iso-butane and natural gasoline, can be impacted by local market conditions, such as fractionation availability and business conditions of the end users of such NGL products, such as chemical companies, plastic manufacturers and propane dealers. Our average realized NGL price increased for the three and nine months ended September 30, 2014 primarily as a result of harsh winter conditions, which significantly increased the price for propane in the first quarter of 2014, as well as increased natural gas prices, which are correlated with the price we receive for our NGL production.

We utilize fixed price swaps to manage our exposure to NGL pricing. For the three and nine months ended September 30, 2014, approximately 59% and 57%, respectively, of our NGL production was economically hedged with financial derivatives.

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

We have designated a portion of our derivatives as cash flow hedges for accounting purposes. The effective portion of changes in fair values of our derivatives designated as cash flow hedges are recorded through other comprehensive income (loss) and do not impact net income (loss) until the underlying physical transaction settles. Once the underlying physical transaction settles, the cash settlement gain or loss on the related cash flow hedge is recorded as commodity derivatives, net in our condensed consolidated statements of income (loss) and comprehensive income (loss). Any change in the fair value of cash flow hedges resulting from ineffectiveness is recognized in current earnings in commodity derivatives, net.

The following table sets forth the components of the composition of our commodity derivatives, net in our condensed consolidated statements of income (loss) and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash settlements:
Natural gas derivatives	$2,414	$5,377	$(34,167)	$9,500
Oil derivatives	(9,999)	(20,670)	(40,412)	(24,065)
NGL derivatives	(354)	329	(6,030)	3,624

Total cash settlements	(7,939)	(14,964)	(80,609)	(10,941)

Total gains (losses) on derivatives:
Natural gas derivatives	10,613	(3,719)	898	15,379
Oil derivatives	40,599	(21,616)	25,290	(24,942)
NGL derivatives	4,831	(6,181)	6,940	(4,804)

Total gains (losses) on derivatives	56,043	(31,516)	33,128	(14,367)

Ineffectiveness recorded on cash flow hedges	12,272	(786)	12,272	—

Total commodity derivatives, net	$60,376	$(47,266)	$(35,209)	$(25,308)

Production

The following table sets forth information regarding our average net daily production for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Production volumes:
Natural gas (MMcf/d):
West Division
Williston	2.3	0.6	1.7	1.8	0.3	1.5
Powder River	2.4	2.1	0.3	2.2	2.2	—
Greater Green River	28.1	49.3	(21.2)	33.4	51.5	(18.1)
San Juan	79.8	89.6	(9.8)	81.2	94.0	(12.8)
East Division
Mid-Continent West	43.8	52.2	(8.4)	47.4	52.1	(4.7)
Mid-Continent East	68.9	72.1	(3.2)	72.4	69.6	2.8
East Texas	142.0	140.9	1.1	134.2	151.2	(17.0)
Other (a)	1.3	1.8	(0.5)	1.5	2.0	(0.5)

Total	368.6	408.6	(40.0)	374.1	422.9	(48.8)

Crude oil (Bbl/d):
West Division
Williston	4,232.1	4,083.3	148.8	3,712.5	4,172.1	(459.6)
Powder River	4,209.4	3,127.2	1,082.2	3,858.5	3,327.9	530.6
Greater Green River	778.0	1,049.7	(271.7)	823.8	1,027.6	(203.8)
San Juan	12.8	0.1	12.7	5.1	0.3	4.8
East Division
Mid-Continent West	1,387.8	3,254.0	(1,866.2)	1,817.7	3,185.0	(1,367.3)
Mid-Continent East	2,091.7	2,329.2	(237.5)	2,276.8	1,794.3	482.5
East Texas	1,339.9	797.0	542.9	1,225.3	1,220.7	4.6
Other (a)	79.1	152.1	(73.0)	54.8	149.6	(94.8)

Total	14,130.8	14,792.6	(661.8)	13,774.5	14,877.5	(1,103.0)

NGL (Bbl/d):
West Division
Williston	259.4	34.8	224.6	227.6	22.9	204.7
Powder River	225.0	132.3	92.7	182.3	183.0	(0.7)
Greater Green River	2,956.6	4,405.8	(1,449.2)	3,061.9	3,647.3	(585.4)
San Juan	6.6	37.0	(30.4)	17.8	22.0	(4.2)
East Division
Mid-Continent West	3,401.7	4,273.5	(871.8)	3,671.9	3,980.1	(308.2)
Mid-Continent East	2,665.7	2,694.3	(28.6)	2,911.3	2,089.8	821.5
East Texas	3,146.6	2,530.9	615.7	2,771.1	2,899.9	(128.8)
Other (a)	20.0	18.0	2.0	29.4	13.5	15.9

Total	12,681.6	14,126.6	(1,445.0)	12,873.3	12,858.5	14.8

Combined Production (MMcfe/d):
West Division
Williston	29	25	4	25	25	—
Powder River	29	22	7	26	23	3
Greater Green River	51	82	(31)	57	80	(23)
San Juan	80	90	(10)	81	94	(13)
East Division
Mid-Continent West	73	97	(24)	80	95	(15)
Mid-Continent East	97	102	(5)	104	93	11
East Texas	169	161	8	158	176	(18)
Other (a)	2	3	(1)	2	3	(1)

Total	530	582	(52)	533	589	(56)

(a)	Other reflects our interests in certain non-core assets located throughout the continental United States.

Natural Gas Production

Three months ended September 30, 2014 – Average daily natural gas production decreased 9.8% as compared to the three months ended September 30, 2013. Contributing to lower daily production volumes were divestitures in our Greater Green River business unit. Additionally, production volumes were negatively impacted by declines in base production, primarily in the San Juan and Mid-Continent West business units.

Nine months ended September 30, 2014 – Average daily natural gas production decreased 11.5% as compared to the nine months ended September 30, 2013. Contributing to lower daily production volumes were divestitures primarily in our Greater Green River and East Texas business units. Additionally, production volumes were negatively impacted by declines in base production of dry gas assets, primarily in the San Juan business unit. Production from our East Texas business unit also decreased as a result of base production declines, which were partially offset by horizontal drilling activity.

Crude Oil Production

Three months ended September 30, 2014 – Average daily crude oil production decreased 4.5% as compared to the three months ended September 30, 2013. Crude oil production was impacted as a result of reduced drilling activity and declines in base production in our Mid-Continent East, Mid-Continent West and Greater Green River business units. Partially offsetting these production declines were higher production volumes in our Powder River business unit, primarily due to drilling activity focusing on the Shannon and Sussex formations. Additionally, horizontal drilling activity in the Cotton Valley formation in our East Texas business unit increased production.

Nine Months Ended September 30, 2014 – Average daily crude oil production decreased 7.4% as compared to the nine months ended September 30, 2013. Contributing to lower daily production volumes was reduced drilling activity and declines in base production in our Mid-Continent West and Williston business units. Also contributing to the decrease in production were divestitures of various properties primarily in our Williston and East Texas business units. Partially offsetting these production declines were higher production volumes in our Powder River business unit as a result of drilling activity focusing on the Shannon and Sussex formations. Additionally, drilling activity in Marmaton, Mississippi, and Hogshooter formations in our Mid-Continent East business unit increased production.

NGL Production

Three months ended September 30, 2014 – Average daily NGL production decreased 10.2% as compared to the three months ended September 30, 2013. The decrease in production was primarily attributable to declines in our base production in our Greater Green River and Mid-Continent West business units. These decreases were partially offset by our Williston business unit due to additional pipeline connections and drilling activity. In addition, horizontal drilling activity focusing on the Cotton Valley formation positively impacted production from our East Texas business unit.

Nine months ended September 30, 2014 – Average daily NGL production increased less than 1% as compared to the nine months ended September 30, 2013. This increase primarily resulted from drilling activity in our East Texas, Greater Green River, Mid-Continent East and Mid-Continent West business units but were offset by reduced production as a result of declines in base production from wells in our Greater Green River, East Texas and Mid-Continent West business units.

Operating Expenses

The following tables set forth information regarding operating expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Lease operating	$54,437	$48,636	$156,341	$146,969
Production and ad valorem taxes	21,843	19,321	64,139	58,958
Depreciation, depletion and amortization	121,551	128,265	366,679	382,970
Impairment of oil and gas properties	478,467	—	790,538	80,330
Asset retirement obligation accretion	1,160	1,173	3,566	3,498
Related party management fee	5,513	5,250	16,537	15,750
General and administrative	40,675	35,935	119,889	100,870

Total operating expenses	$723,646	$238,580	$1,517,689	$789,345

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average cost per unit of combined production ($ per Mcfe):
Production costs:
Lease operating expense (1)	$1.12	$0.91	$1.07	$0.91
Production and ad valorem taxes	0.45	0.36	0.44	0.37

Total production cost per unit	$1.57	$1.27	$1.51	$1.28

Depreciation, depletion and amortization	$2.50	$2.39	$2.52	$2.38
General and administrative expenses (2)	$0.84	$0.67	$0.82	$0.63

(1)	Includes stock based compensation expense of $0.02 for both the three months ended September 30, 2014 and 2013 and $0.03 and $0.02 for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Includes stock based compensation of $0.24 and $0.14 for the three months ended September 30, 2014 and 2013, respectively, and $0.21 and $0.10 for the nine months ended September 30, 2014 and 2013, respectively.

Lease operating expenses (“LOE”). LOE includes estimates of costs incurred associated with our operations for a particular period. LOE increased $5.8 million and $9.4 million for the three and nine months ended September 30, 2014, respectively. On a per unit basis, LOE per Mcfe increased by $0.21 and $0.16 for the three and nine month periods ended September 30, 2014, respectively. The increase in LOE for the three and nine month periods ended September 30, 2014 is primarily related to higher relative production in business units with greater production costs as well as increases in maintenance and workover expenses.

Production and ad valorem taxes. Production and ad valorem taxes increased $2.5 million and $5.2 million for the three and nine months ended September 30, 2014, respectively. The increase in expense for the nine months ended September 30, 2014 resulted from a reduction of ad valorem tax expense recorded in the first quarter of 2013 to reflect actual property tax assessments that were less than previous estimates as well as increased natural gas and natural gas liquids revenues. On a per unit basis, for the three and nine months ended September 30, 2014, production and ad valorem taxes increased by $0.09 and $0.07 per Mcfe, respectively, as compared to prior year periods primarily as a result of higher realized pricing and ad valorem tax adjustments to reflect property tax assessments.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense decreased $6.7 million and $16.3 million for the three and nine months ended September 30, 2014, respectively. The decrease for both the three and nine months ended September 30, 2014 resulted from lower overall production as compared to the prior year period. On a per unit basis, depreciation, depletion and amortization expense increased by $0.11 and $0.14 per Mcfe for the three and nine months ended September 30, 2014, respectively, as a result of lower total proved reserve volumes as compared to prior year periods.

Impairment of oil and gas properties. We recorded pre-tax impairment expense related to our oil and gas properties for the three and nine months ended September 30, 2014 of $478.5 million and $790.5 million, respectively, as a result of our full-cost ceiling test. Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of costs associated with our oil and gas properties that can be capitalized in our condensed consolidated balance sheets. Contributing to the impairment expense for the three and nine months ended September 30, 2014 were impairments of our unproved properties of approximately $236.0 million and $467.6 million, respectively, as well as revisions to our proved reserves.

Related party management fee. We have a consulting agreement with affiliates of our initial equity investors pursuant to which we receive management services and incur a quarterly management fee to our private equity sponsors. In accordance with the consulting agreement, the management fee increases 5% on an annual basis. The related party management fee increased $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.

General and administrative expenses. The following table illustrates the changes in certain categories of general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash incentive compensation	$2,122	$—	$3,165	$—
Officer retention awards	1,570	—	1,570	—
Other stock based compensation	10,255	7,747	29,492	16,734
Other general and administrative expenses	26,728	28,188	85,662	84,136

Total general and administrative expenses	$40,675	$35,935	$119,889	$100,870

Cash incentive compensation increased due to the granting of awards beginning in April 2014 and an acceleration of vesting of certain awards that occurred on September 1, 2014. The officer retention awards were approved in the third quarter of 2014. The increase in other stock based compensation primarily relates to the modification of outstanding stock options and the issuance of new restricted stock that occurred in the first quarter of 2014, which increased stock compensation expense by $2.5 million and $12.8 million for the three and nine month periods ended September 30, 2014, respectively. Other general and administrative expenses increased $1.5 million for the nine months ended September 30, 2014 as compared to the prior year period. Contributing to the increase for the nine months ended September 30, 2014 was an increase in expense related to employer contributions for 401(k) matching in the first quarter of 2014 and higher compensation expenses of approximately $1.0 million, related to the repurchase of puttable common stock in the first quarter of 2014. For additional information, see Note 10 to the Condensed Consolidated Financial Statements.

Interest expense. Interest expense was $23.8 million and $65.7 million for the three and nine months ended September 30, 2014, respectively. We capitalized interest costs to unproved oil and gas properties of $60.2 million and $83.9 million during the three months ended September 30, 2014 and 2013, respectively, and $188.5 million and $250.4 million during the nine months ended September 30, 2014 and 2013, respectively. Total interest cost before capitalization for both the three months ended September 30, 2014 and 2013 was $84.0 million and was $254.2 million and $250.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in total interest cost for the nine month period ended September 30, 2014 was the result of additional interest on the Senior Notes, which we began to incur in May 2013 pursuant to the terms of the registration rights agreement relating to the Senior Notes. For additional information, see “Senior Notes” under Note 8 to the Condensed Consolidated Financial Statements.

Income tax provision. Income tax benefit was $145.3 million and $260.9 million for the three and nine months ended September 30, 2014, respectively, as compared to an income tax provision of $4.1 million and $17.8 million for the three and nine months ended September 30, 2013, respectively. The change in the income tax provision (benefit) for the three and nine months ended September 30, 2014 is due to the difference in pre-tax income (loss) between the periods. The effective income tax rate for the three months ended September 30, 2014 and 2013 was approximately 36% and 38%, respectively, and 36% for both the nine months ended September 30, 2014 and 2013. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Liquidity and Capital Resources

The following table summarizes factors affecting our liquidity at September 30, 2014 and December 31, 2013 (in thousands):

	At September 30, 2014	At December 31, 2013
Cash and cash equivalents	$2,425	$727
Total long-term debt	$3,817,000	$3,554,000
Shareholders’ equity	$1,082,710	$1,512,742
Available borrowing capacity under RBL Revolver	$431,384	$1,473,819

Cash and Cash Equivalents

All cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment-grade securities with maturities of three months or less at the time of purchase.

Debt

At September 30, 2014, total outstanding debt was approximately $3.8 billion, which excludes approximately $199.8 million of our Cumulative Preferred Stock. Our total debt consists of three separate financing arrangements: the RBL Revolver, which at September 30, 2014, had a total borrowing capacity of approximately $1.0 billion and outstanding borrowings of $567.0 million; our Senior Notes, which were issued in 2012 for an aggregate principal amount of $2.25 billion; and our Second Lien Term Loan, under which we have borrowed an aggregate principal amount of $1.0 billion. As discussed below, we amended the credit agreement governing the RBL Revolver in May 2014, which reduced our borrowing base from approximately $1.8 billion to $1.0 billion. On November 5, 2014, the lenders under the RBL Revolver re-affirmed our borrowing base at $1.0 billion in connection with the semi-annual redetermination.

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

As described above, the financial performance covenant in the credit agreement governing the RBL Revolver requires us to operate within established financial ratios. Our ability to comply with this covenant depends upon our performance and indebtedness, each of which is impacted by numerous factors, including some that are outside of our control. Accordingly, forecasting our compliance with the financial covenant in future periods is inherently uncertain. Factors that could impact our future compliance with the financial performance covenant include future realized prices for the sales of oil, natural gas and natural gas liquids, future production, returns generated by our capital program, future interest costs, future operating costs, future asset sales, and future acquisitions, among others. For example, asset sales could impact our near-term future performance by reducing our production and reserves and, for purposes of calculating compliance with the financial performance covenant, could reduce our consolidated EBITDA on a pro forma historical basis. Moreover, many of these factors could also decrease our total proved reserves and thereby result in a reduction to our borrowing base under the RBL Revolver, which could adversely impact our liquidity and ability to meet future obligations.

As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we, our affiliates and/or our equity investors and their respective affiliates, may from time to time seek to repurchase our outstanding debt, including the Senior Notes and Second Lien Term Loan debt, in open market transactions or privately negotiated transactions, by tender offer or otherwise. Any such repurchases by us may be funded by cash on hand or incurring new debt, including borrowings under the RBL Revolver. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such repurchases may result in our acquiring and retiring a substantial amount of such indebtedness, which would impact the trading liquidity of such indebtedness.

Contractual Obligations

Our contractual obligations include long-term debt, interest expense on debt, drilling commitments, the Cumulative Preferred Stock, other operating lease obligations and marketing commitments. There were no material changes in our contractual obligations at September 30, 2014 as compared to December 31, 2013, other than those disclosed in Notes 8 and 13 to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity and capital resource positions or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments as described in Note 13 to the Condensed Consolidated Financial Statements.

Capital Commitments

Our primary needs for cash relate to the development, exploration and acquisition of oil and natural gas assets, payment of contractual obligations, including debt service obligations, and our working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, borrowings under our RBL Revolver or alternative financing sources and proceeds from the disposition of assets.

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

We also have engaged in asset dispositions to enhance our financial flexibility. For example, we received approximately $114.3 million from divestitures of non-core assets during the nine months ended September 30, 2014. In addition, as described above, we expect to pursue substantial divestitures or other asset monetization transactions as part of our strategy, and we anticipate using any related proceeds to reduce debt, fund capital expenditures or invest in new complementary assets. The amount of assets we may sell and the timing of, and the actual value we may receive from, any such portfolio management activities may differ materially from our current expectations. Consequently, we may not enter into any transactions if we do not receive acceptable offers for the assets or for any other reason. Factors that may affect the value we receive from divestitures and other asset monetization transactions include, but are not limited to, commodity prices, the current and expected performance of the respective assets and the availability and cost of capital for potential purchasers at the time they bid, which may be impacted by then-prevailing conditions in the credit and financial markets. If we are unable to make asset dispositions, or make dispositions on an untimely or unfavorable basis, our liquidity may be adversely affected.

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

Considering the amendment of the RBL Revolver discussed above, our reduction in planned capital spending for 2014, anticipated operating results and future cash flows, expected asset sales and the potential sources of financing that we have available, we do not anticipate any significant liquidity constraints over the next twelve months. However, to the extent operating cash flows, asset sale proceeds or access to and cost of financing sources are materially different than expected, future liquidity may be materially adversely affected.

Capital Expenditures

Total capital expenditures, including capitalized direct internal costs and interest paid, were approximately $735.6 million for the nine months ended September 30, 2014. Substantially all of our expenditures, excluding capitalized direct internal costs and interest paid, relate to the acquisition and development of our oil and gas properties with the remaining expenditures relating primarily to the acquisition and construction of facilities used to support our operational requirements. Our capital expenditures include interest and direct internal costs that are capitalized and increase the basis of our oil and gas properties.

The following table summarizes our capital budget as approved by our board of directors for the year ended December 31, 2014, which excludes capitalized direct internal costs and interest paid (in thousands):

2014 Capital Budget
Drilling and completion:
West Division	$336,314
East Division	334,469

Total drilling and completion	670,783

Leasehold, geological and geophysical	14,642
Related field facilities, corporate and other	43,470

Total capital budget, excluding capitalized direct internal costs and interest paid	$728,895

The following table sets forth information regarding capital expenditures for the nine months ended September 30, 2014 (in thousands):

Drilling and completion	$428,986
Tubular oil and gas equipment, prepaid drilling costs and other	22,769

Total drilling and completion	451,755
Leasehold, geological and geophysical	8,232
Related field facilities, corporate and other	15,199

Total	475,186
Capitalized interest paid	236,675
Capitalized direct internal costs	23,770

Total capital expenditures	$735,631

We primarily fund our capital expenditures with our cash flows generated by operations, borrowings under our RBL Revolver, asset sale proceeds or other alternative financing sources. The actual amount and timing of our expenditures may differ materially from our estimates as a result of actual drilling results, the timing of expenditures by third parties on projects that we do not operate, the availability of drilling rigs and other services and equipment, regulatory, technological and competitive developments and market conditions, among other factors. In addition, under certain circumstances we will consider increasing or reallocating our capital spending plans.

Sources and Uses of Cash

The following table summarizes our net change in cash and cash equivalents for the periods shown (in thousands):

	Nine Months Ended September 30,
	2014	2013
Operating activities	$363,158	$528,968
Investing activities	(621,303)	(573,389)
Financing activities	259,843	42,930

Net change in cash	$1,698	$(1,491)

Cash flows from operating activities. Cash flows from operating activities decreased $165.8 million for the nine months ended September 30, 2014 as compared to the prior year period. The decrease in cash flows from operating activities was primarily the result of an increase in cash payments for settled derivatives of $69.7 million compared to the nine months ended September 30, 2013. These cash payments for settled derivatives were partially offset by higher oil and gas revenues of $23.2 million, also as compared to the nine months ended September 30, 2013. Cash flows from operating activities were also impacted by an increase in accounts receivable of $8.8 million and a decrease in oil and gas revenues held for distribution of $21.5 million, both as compared to the nine months ended September 30, 2013. Additionally, a reduction in our capitalized cash interest expense decreased operating cash flows by $50.8 million during the nine months ended September 30, 2014.

Cash flows used in investing activities. Cash flows used in investing activities increased $47.9 million for the nine months ended September 30, 2014 as compared to the prior year period. The increase in cash flows used in investing activities was primarily the result of a decrease in proceeds from divestitures of oil and gas properties of $159.5 million partially offset by a decrease in capital expenditures for oil and gas properties and other property and equipment of $107.1 million as compared to the nine months ended September 30, 2013. We continue to moderate our capital spend as we focus our drilling on our core areas that have a higher probability of achieving acceptable returns for our invested capital.

Cash flows from financing activities. Cash flows from financing activities increased $216.9 million for the nine months ended September 30, 2014 as compared to the prior year period. The increase in cash flows provided by financing activities was primarily the result of an increase in net borrowings under the RBL Revolver of $219.0 million as compared to the nine months ended September 30, 2014. Borrowings under the RBL Revolver are primarily utilized to fund our capital expenditures as well as for general corporate purposes.

Related Party Transactions

For a discussion of related party transactions, see Note 15 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

There were no changes in our critical accounting policies and estimates from December 31, 2013. Information regarding our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern.” ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for our annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. We have not determined when we will adopt ASU 2014-15 or the impact the new standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 creates a comprehensive framework for the recognition of revenue. ASU 2014-09 requires an entity to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective beginning on January 1, 2017 for public entities. We are currently evaluating the potential impact of ASU 2014-09 on our consolidated financial statements.

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

Commodity Price Exposure

Our revenues and associated cash flows are dependent on the prices we receive for our crude oil, natural gas and NGLs, which can be volatile because of unpredictable events such as economic circumstances, weather, and political climate, among others. We periodically enter into derivative positions on a portion of our projected oil, natural gas, and NGL production to manage fluctuations in cash flows resulting from changes in commodity prices. All of our market risk sensitive instruments were entered into for risk mitigation purposes, rather than for speculative trading.

At September 30, 2014, we had open natural gas derivatives, crude oil and NGL derivatives in an asset position with a combined fair value of $5.4 million. A ten percent increase in natural gas, crude oil and NGL prices would decrease the asset position by approximately $88.4 million. See Note 6 to our Condensed Consolidated Financial Statements for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

Under our RBL Revolver and Second Lien Term Loan, we have debt which bears interest at a floating rate. For the nine months ended September 30, 2014, the weighted average interest rates on our RBL Revolver and Second Lien Term Loan were 2.1% and 5.1%, respectively. Assuming all revolving loans are fully drawn under the RBL Revolver, each quarter point increase in interest rates would result in a $5.0 million increase in annual interest cost, before capitalization.

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

Upon identification of the material weaknesses, we began remediation efforts to improve our internal controls. As it relates to the material weaknesses associated with the valuation and disclosure of our estimated proved reserves, our remediation efforts are still in progress. We are implementing new processes, technology enhancements, and control procedures with respect to reserve estimations and have hired additional internal reservoir engineers, including a new Director of Reserves and Technology. The implementation of these changes to our control environment is ongoing, and our remediation efforts have not yet been subject to year-end testing.

Management’s Evaluation of Disclosure Controls and Procedures. As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Our disclosure controls and procedures are controls and procedures that we have designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a level of reasonable assurance with respect to the financial statement preparation and presentation. In light of the material weaknesses described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014. Notwithstanding such material weaknesses, management concluded that the financial statements and other financial information included in this report present fairly, in all material respects, the financial condition, results of operations and cash flows for all periods presented.

Changes in Internal Control over Financial Reporting. We began transacting with our newly implemented enterprise resource planning system in January 2014, which resulted in conforming adjustments to certain internal control processes throughout 2014. Except for these changes and the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our business, results of operations and financial condition. For additional information, see the discussion under “Litigation and Contingencies” in Note 13 to the Condensed Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed in our current report on Form 8-K, filed with the SEC on September 5, 2014 (the “Form 8-K”), the Compensation Committee of our Board of Directors approved certain actions affecting the compensation of our officers, including entering into a retention letter agreement with each officer and the adoption of the Officer Voluntary Severance Plan. As a result of subsequent negotiations and to comply with certain tax requirements, modifications were made to certain terms of the retention letter agreements and the Officer Voluntary Severance Plan prior to their entry and effectiveness on November 14, 2014. These modifications included, among other things, (i) reducing the exercise period for the Temporary Put and Call Rights for Remaining Officers that continue their employment after the Retention Date from 90 days following the Retention Date to 30 days following the Retention Date and (ii) adjusting the duration of the installments of the retention award payments for such officers. For additional information on the retention letter agreements and the Officer Voluntary Severance Plan, see Note 10 to the Condensed Consolidated Financial Statements included in this report and the Form 8-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith*

4.1	Amendment to the First Supplemental Indenture, dated as of July 21, 2014, among Samson Resources Corporation, Samson Investment Company and Wells Fargo Bank, National Association, as trustee.	S-4/A	333-186686	4.4	7/21/2014	—

10.1	Officer Retention Agreement, effective as of November 14, 2014, by and between Samson Resources Corporation and Randy L. Limbacher.					X

10.2	Form of Officer Retention Agreement for Other Officers.					X

10.3	Samson Resources Corporation Voluntary Severance Plan for Officers.					X

10.4	Amendment to Change-in-Control Severance Plan for Officers.					X

10.5	Amendment to Samson Resources Corporation 2011 Stock Incentive Plan.					X

10.6	Form of Special Bonus Agreement.					X

10.7	Second Amendment to Employment Agreement, effective as of November 14, 2014, between Samson Resources Corporation, Samson Investment Company and Randy L. Limbacher.					X

10.8	Form of Amendment to Special Agreements.					X

31.1	Certification of Randy L. Limbacher, Director, Chief Executive Officer and President (Principal Executive Officer), dated November 14, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Philip W. Cook, Executive Vice President and Chief Financial Officer (Principal Financial Officer), dated November 14, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Randy L. Limbacher, Director, Chief Executive Officer and President (Principal Executive Officer), dated November 14, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Philip W. Cook, Executive Vice President and Chief Financial Officer (Principal Financial Officer), dated November 14, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

101.LAB	XBRL Label Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith*

101.PRE	XBRL Presentation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Tulsa, Oklahoma, on November 14, 2014.

SAMSON RESOURCES CORPORATION

By:	/s/ Philip W. Cook
Philip W. Cook
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith*

4.1	Amendment to the First Supplemental Indenture, dated as of July 21, 2014, among Samson Resources Corporation, Samson Investment Company and Wells Fargo Bank, National Association, as trustee.	S-4/A	333-186686	4.4	7/21/2014	—

10.1	Officer Retention Agreement, effective as of November 14, 2014, by and between Samson Resources Corporation and Randy L. Limbacher.					X

10.2	Form of Officer Retention Agreement for Other Officers.					X

10.3	Samson Resources Corporation Voluntary Severance Plan for Officers.					X

10.4	Amendment to Change-in-Control Severance Plan for Officers.					X

10.5	Amendment to Samson Resources Corporation 2011 Stock Incentive Plan.					X

10.6	Form of Special Bonus Agreement.					X

10.7	Second Amendment to Employment Agreement, effective as of November 14, 2014, between Samson Resources Corporation, Samson Investment Company and Randy L. Limbacher.					X

10.8	Form of Amendment to Special Agreements.					X

31.1	Certification of Randy L. Limbacher, Director, Chief Executive Officer and President (Principal Executive Officer), dated November 14, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Philip W. Cook, Executive Vice President and Chief Financial Officer (Principal Financial Officer), dated November 14, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Randy L. Limbacher, Director, Chief Executive Officer and President (Principal Executive Officer), dated November 14, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Philip W. Cook, Executive Vice President and Chief Financial Officer (Principal Financial Officer), dated November 14, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Document.					X

101.CAL	XBRL Calculation Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith*

101.LAB	XBRL Label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

*	Or furnished, in the case of Exhibits 32.1 and 32.2.